Form 10QSB
period 1997-05-31
BUFFALO CAPITAL I LTD
filed 1997-07-11
CIK 1025841

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               Form 10-QSB

(Mark One)
 ..X..Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended May 31, 1997.

 .....Transition report under section 13 or 15(d) of the Securities
Exchange Act of 1934 [No Fee Required] for the transition period from _________ to _________.

Commission File No:   0-21941

                         BUFFALO CAPITAL I, LTD.
                 (Name of small business in its charter)

Colorado                           84-11356381
(State or other               (IRS Employer Id.  No.)
jurisdiction of Incorporation)

7331 S. Meadow Court
Boulder, CO                          80301
(Address of Principal Office)        Zip Code

Issuer's telephone number:    (303) 530-3353

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes...X....    No ......

Applicable only to issuers involved in bankruptcy proceedings during the past five years

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ____ No ____

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 200,000 as of May 31, 1997.

Transitional Small Business Disclosure
Format (Check one):
Yes ____  No   ....X....
PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

       (a) Financial statements for Buffalo Capital I, Ltd. as and for the quarter ending May 31, 1997. See following pages.

BUFFALO CAPITAL I, LTD.
(A Development Stage Company)


Report of Independent Certified Public Accountant
Balance Sheet
Statement of Loss and Accumulated Deficit
Statement of Stockholders' Equity
Statement of Cash Flows
Notes to Financial Statements
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

The Board of Directors and Stockholders of
Buffalo Capital I, Ltd.

We have audited the accompanying balance sheet of Buffalo Capital I, Ltd. (a development stage company) as of May 31, 1997, and the related statement of loss and accumulated deficit, stockholders' equity, and cash flows for the initial period ended August 31, 1996 and the nine months ended May 31, 1997, and for the period from inception (August 28, 1996) to May 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Buffalo Capital I, Ltd. as of August 31, 1996, and May 31, 1997, and the results of its operations and cash flows for the period ended May 31, 1997, in conformity with generally accepted accounting principles.


Comiskey & Company, P.C.
Aurora, Colorado
July 1, 1997
BUFFALO CAPITAL I, LTD.
(A Development Stage Company)
BALANCE SHEET
May 31, 1997
(Audited)



ASSETS
CURRENT ASSETS
 Cash and cash equivalents              3,731
 Total current assets                   3,731

OTHER ASSETS
 Organizational costs (net)               255

 Total Other Assets                       255
TOTAL ASSETS                            3,986

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Total current liabilities                  -

STOCKHOLDERS' EQUITY
 Preferred stock, no par value
  10,000,000 shares authorized;
  no shares issued and outstanding
 Common stock, no par value;                -
  100,000,000 shares authorized;
  200,000 shares issued and
  outstanding at May 31, 1997.          7,500
 Additional paid-in capital            92,950
 Deficit accumulated
 during the development stage        (96,464)

 Total stockholders' equity             3,986

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                 3,986

The accompanying notes are an integral part of the financial statements. BUFFALO CAPITAL I, LTD.
(A Development Stage Company)
STATEMENT OF LOSS AND ACCUMULATED DEFICIT

                           Period from        For the             For the
                        August 28, 1996       nine months        initial period
                           (Inception)        ended                ended
                           May 31, 1997       May 31, 1997      August 31, 1996

REVENUES
 Investment Income                   -              -                     -


EXPENSES
 Amortization                       45             45                     -
 Bank charges                        -            (6)                     6
 Consulting Fees                92,300         92,260                    40
 Directors' fees                   200              -                   200
 Filing Fee                         55             55                     -
 Legal and accounting            3,411          3,306                   105
 Office Expense                      3              3                     -
 Rent Expense                      450            450                     -

   Total expenses               96,464         96,113                   351

NET LOSS                      (96,464)       (96,113)                 (351)

Accumulated deficit

 Balance, beginning of period        -          (351)                     -
 Balance, end of period       (96,464)       (96,464)                 (351)

NET LOSS PER SHARE               (NIL)          (NIL)                 (NIL)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
                               200,000        200,000               200,000

The accompanying notes are an integral part of the financial statements. BUFFALO CAPITAL I, LTD.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the period from inception (August 28, 1996) to May 31, 1997
(Page 1 of 2)

                                                            Deficit
                                                            accumulated    Total
                              Common Stock                  during the     stock-
                              Number of                     development    holder
                              shares           Amount       stage          equity

Common stock issued for
cash and subscriptions,
receivable, August 1996
at $.50 per share               15,000          7,500              -          7,500

Common stock issued for
services, August 1996
at $.0001 per share          2,400,000            240              -            240

Net loss for the period
ended August 31, 1996                -              -          (351)          (351)

Balance
August 31, 1996              2,415,000          7,740          (351)          7,389

Shares cancelled at
$.0001 per share           (2,215,000)              -              -              -

Record and reclass
APIC for services                    -          (240)              -         92,260

Rent provided at
no charge                            -              -              -            450

Net loss for the period
ended May 31, 1997                   -              -       (96,113)       (96,113)

Balance May 31, 1997           200,000          7,500       (96,464)          3,986

The accompanying notes are an integral part of the financial statements. BUFFALO CAPITAL I, LTD.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the period from inception (August 28, 1996) to May 31, 1997
(Page 2 of 2)



                                      Additional
                                      Paid-in
                                      Capital

Common stock issued for
cash and subscriptions,
receivable, August 1996
at $.50 per share                           -

Common stock issued for
services, August 1996
at $.0001 per share                         -

Net loss for the period
ended August 31, 1996                       -

Balance
August 31, 1996                             -

Shares cancelled at
$.0001 per share                            -

Record and reclass
APIC for services                      92,500

Rent provided at
no charge                                 450

Net loss for the period
ended May 31, 1997                          -

Balance May 31, 1997                   92,950

The accompanying notes are an integral part of the financial statements. BUFFALO CAPITAL I, LTD.
(A Development Stage Company)
STATEMENT OF CASH FLOWS

                           Period from        For the             For the
                        August 28, 1996       nine months        initial period
                           (Inception)        ended                ended
                           May 31, 1997       May 31, 1997      August 31, 1996

CASH FLOWS FROM OPERATING ACTIVITIES

 Net Loss                     (96,464)       (96,113)                 (351)
 Adjustments to reconcile
   net loss to net cash used
   by operating activities:
   Amortization                     45             45                     -
   Rent expense                    450            450                     -
   Stock issued for
       directors' fees          92,460         92,260                   200
   Stock issued for
       consulting fees              40              -                    40
   Increase (decrease) in
       accounts payable -
       related party                 -          (405)                   405

 Net cash used by
 operating activities          (3,469)        (3,763)                   294

CASH FLOWS FROM INVESTING ACTIVITIES

 Organization costs              (300)              -                 (300)

 Net cash used by
 investing activities            (300)              -                 (300)

CASH FLOWS FROM FINANCING ACTIVITIES

 Issuance of common stock        7,500          2,500                 5,000

 Net cash provided by
 financing activities            7,500          2,500                 5,000

NET INCREASE (DECREASE) IN CASH
AND CASH
EQUIVALENTS                      3,371        (1,263)                 4,994

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                 -          4,994                     -

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                   3,731          3,371                 4,994

The accompanying notes are an integral part of the financial statements. BUFFALO CAPITAL I, LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 1997


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development stage company

Buffalo Capital I, Ltd. (a development stage company) (the "Compa-ny") was incorporated under the laws of the State of Colorado on August 28, 1996. Its office is located at the office of its President at 7331 South Meadow Court, Boulder, CO 80301.

The Company is a new enterprise in the development stage as defined by Statement No. 7 of the Financial Accounting Standards Board and has not engaged in any business other than organizational efforts. It has no full-time employees and owns now real property. The Compa-ny intends to operate as a capital market access corporation by regis-tering with the U.S. Securities and Exchange Commission under the Securities Exchange Act of 1934. After this, the Company intends to seek to acquire one or more existing businesses which have existing management, through merger or acquisition. Management of the Company will have virtually unlimited discretion in determining the business activities in which the Company might engage.

As more fully discussed in Note 6, the Company entered into a stock transfer and exchange agreement with Multiple Dimensional Laser
Technology (a Texas corporation), on June 25, 1997.

Accounting Method
The Company records income and expenses on the accrual method.

Fiscal year
The Company has selected an August 31 fiscal year end.

Organization costs
Costs to incorporate the Company have been capitalized and will be amortized over a sixty-month period.

Loss per share
Loss per share was computed using the weighted number of shares outstanding during the period.

Statement of cash flows
For the purpose of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three month or less to be cash equivalents.

Use of estimates
The preparation of the Company's financial statements in conformity with generally accepted accounting principals requires the Company's management to make estimates and assumptions that effect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

2.     STOCKHOLDERS' EQUITY

As of May 31, 1997, 200,000 shares of the Company's no par value common stock were issued and outstanding, along with 4,830,000
Class A warrants and 2,415,000 Class B warrants entitling the holder to purchase one share of stock for $2.00 and $4.00, respectively. Of these shares 185,000 were subscribed by directors and principal shareholders for services rendered in the capacity of directors and consultants. The remaining 15,000 shares were issued for cash at a price of $.50 per share.

For the period ended May 31, 1997, 2,215,000 shares of the Company's common stock were cancelled. All share and per share amounts have been restated to reflect these cancellations effective to the Company's inception.

3.     RELATED PARTY TRANSACTIONS

The Company's two directors and officers are also principal shareholders, as are two other individuals who are not officers or directors. Each of these four individuals has received 46,250 shares of stock (23.13% each of the outstanding shares). In each case the shares were issued for services provided which have been valued at $92,500.

Gary Joiner, corporate counsel and one of the principle shareholders of the Company has been paid a total of $2,500 and $-0- for legal servic-es rendered during the nine months ended May 31, 1997, and the initial period ended August 31, 1996, respectively.

The Company's President is providing an office mailing address at no charge to the Company. For purposes of the financial statements, the Company is accruing $50 per month as additional paid-in capital for this service.

4.     INCOME TAXES

The Company has Federal net operating loss carryforwards of approxi-mately $96,464 expiring in the years 2011 and 2012. The tax benefit of these net operating losses, which totals approximately $18,569, has been offset by a full allowance for realization. This carryforward may be limited upon the consummation of a business combination under IRC Section 381. For the period ended May 31, 1997, the valuation allowance increased by $18,501.

5.     SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANC-
ING ACTIVITIES

During the nine months ended May 31, 1997, the Company recorded amortization of the organization costs of $45.

Similarly, the Company recorded rent expense for the nine months ended May 31, 1997 of $50 per month for a total of $450.

6.     SUBSEQUENT EVENTS

On June 25, 1997, the Company entered into a plan of stock transfer and exchange among the Company, Multiple Dimensional Laser
Technology, Inc. ("MDLT") Stockholders and Bill Swor.

The agreement provied that the Company would acquire all of the outstanding shares of MDLT in exchange for 4,800,000 shares of the Company's stock.

The agreement also provided that the Company would, upon ratification of the exchange agreement, amend the Articles of Incorporation to change the corporate name to MDLT and cancel all previously outstanding Class A and Class B warrants.

The Company agreed to issue certain shares and options to consultants, and also agreed to enter into a research and development agreement with Bill Swor.

The transactions contemplated by the agreement were consummated on June 25, 1997, as a result of which the original MDLT became the wholly owned subsidiary of the Company, and the officers and directors of the Company resigned in favor of William Swor and Dan Parker.

MDLT has its headquarters in Dallas, Texas, and is primarily engaged in the development, manufacture, sale and distribution of medical laser equipment.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES: The Company remains in the development stage, and since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of net proceeds in the amount of $7,494 from its inside capitalization funds. Consequently, the Company's balance sheet for the period ending May 31, 1997, reflects a current asset value of $3,731 and a total asset value of $3,986.

RESULTS OF OPERATION:  During the period from August 28,
1996 (inception) through May 31, 1997, the Company has engaged in no significant operations other than the acquisition of capital and registering its securities under the Securities and Exchange Act of 1934, as amended. No revenues were received by the Company during this period. The company has experienced a net loss of $96,464 since inception. This loss is primarily the result of legal and accounting costs of compliance with the reporting requirements of the securities laws and issuance of stock to the Company's officers and directors and other non-management principal shareholders for consulting services related to organization of the Company and development of its business plan.

For the current fiscal year, the Company anticipates an increased net loss owing to expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues, and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

NEED FOR ADDITIONAL FINANCING: It is not anticipated that the Company will require additional funds to pay its expenses, including the costs of compliance with the continuing reporting requirements of the Securities and Exchange Act of 1934, as amended, up to the date of completion of a merger or acquisition transaction. The Company may require addtional funds to pay its expenses after that date. However, as of the date of this report, the Company has no known commitments to provide funds.

SUBSEQUENT EVENT:

Subsequent to May 31, 1997, the Company completed an acquisition of assets, and as a result of that acquisition, a change of control of the Company occurred. These events are reflected in Note 6 of the financial statements included with this report on Form 10-QSB, and were disclosed in a report on Form 8-K dated June 25, 1997. The acquisition of assets is expected to have a significant effect on Company operations subsequent to May 31, 1997.

Part II

PART 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibit 27 - FINANCIAL DATA SCHEDULE

       (b) No reports on Form 8-K were filed during the quarter ended May 31, 1997.

Signatures

In accordance with the requirements of the Exchange Act, the regis-trant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUFFALO CAPITAL I, Ltd.
__________________________________
(Registrant)

Date: July 11, 1997

__________________________________
William T. Swor, President