Form 10QSB
period 1997-09-30
MULTIPLE DIMENSIONAL LASER TECHNOLOGIES INC
filed 1997-11-07
CIK 1025841

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)
  X   Quarterly report under section 13 or 15(d) of the Securities
----- Exchange Act of 1934 for the quarterly period ended September 30, 1997.

      Transition report under section 13 or 15(d) of the Securities Exchange ----- Act of 1934 [no fee required] for the transition period from _______ to _______.

Commission File No:    0-21941



                  MULTIPLE DIMENSIONAL LASER TECHNOLOGIES, INC.
              ----------------------------------------------------
              (name of small business as specified in its charter)



               Colorado                                84-11356381
       -----------------------                    --------------------
       (State of Incorporation)                   (IRS Employer ID No.)


                 105 Hunter Street, Sulphur Springs, Texas 75482
                -------------------------------------------------
                 (Address of principal office)


              903/439-2064
       ---------------------------------------------------
       (Registrant's telephone number, including area code)


       Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No
    -----      -----

Applicable only to issuers involved in bankruptcy proceedings during the past five years:


Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court: Yes       No
                                                  -----    -----

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date:
4,840,364 as of September 30, 1997.

Transitional Small Business Disclosure Format (check one):
Yes       No    X  .
    -----     -----


PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

     (a) Financial statements as and for the quarter ending September 30, 1997. See following pages.

                  MULTIPLE DIMENSIONAL LASER TECHNOLOGIES, INC.


                     INDEX TO UNAUDITED FINANCIAL STATEMENTS

                                                                                               Page
Balance Sheet at September 30, 1997...............................................................1

Statement of Operations For the Quarter and Nine  Months Ended September 30, 1997.................2

Statement of Changes in Stockholders' Equity
         For the Period from September 28, 1993
         (Date of Inception) to September 30, 1997..............................................3-4

Statement of Cash Flows For the Quarter and Nine Months Ended September 30, 1997..................5

Notes to Financial Statements..................................................................6-10


                  MULTIPLE DIMENSIONAL LASER TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

                                     ASSETS

                                                                          September 30, 1997
                                                                         ----------------------
Current assets:
      Cash                                                               $              (2,057)
      Receivable, shareholder                                                           26,827
      Prepaid expenses                                                                   1,166
      Inventories (Note 3)                                                             490,935
      Receivable-Other (Note 4)                                                         50,000
                                                                         ---------------------
            Total current assets                                                       566,871
                                                                         ---------------------

Property and equipment:
      Furniture, equipment and autos                                                   324,750
         Less accumulated depreciation                                                (228,334)
                                                                         ---------------------
            Total property and equipment                                                96,416
                                                                         ---------------------

Other assets:
      Organization costs, net of accumulated amortization                                  155
      Patents, net of accumulated amortization                                           9,143
      Software, net of accumulated amortization                                          4,667
                                                                         ---------------------
            Total other assets                                                          13,965
                                                                         ---------------------
Total Assets                                                             $             677,252
                                                                         =====================

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable and accrued liabilities                           $              60,354
      Loan from shareholders (Note 5)                                                  165,000
                                                                         ---------------------
            Total current liabilities                                                  225,354
                                                                         ---------------------

Commitments and contingencies (Note 8)                                                      -

Stockholders' equity:
      Common stock, no par value, 50,000,000 shares
            authorized; 5,000,199 shares issued and outstanding                      1,897,460
      Accumulated deficit                                                           (1,445,562)
                                                                         ---------------------
            Total stockholders' equity                                                 451,898
                                                                         ---------------------
Total Liabilities and Stockholders' Equity                               $             677,252
                                                                         =====================

                 See accompanying notes to financial statements.

                  MULTIPLE DIMENSIONAL LASER TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
            FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1997
                                   (UNAUDITED)

                                                                                              Period from inception
                                                      Quarter ended     Nine months ended     (September 28, 1993
                                                    September 30, 1997  September 30, 1997    to September 30, 1997
                                                    ------------------  ------------------    ---------------------
Operating Income:
      Sales                                          $          --       $         85,000      $         85,000
                                                     ----------------    ----------------      ----------------
          Total income                               $          --       $         85,000      $         85,000

      Cost of Goods Sold                             $          --       $         46,157      $         46,157
                                                     ----------------    ----------------      ----------------
          Total Cost of Goods Sold                   $          --       $         46,157      $         46,157

          Gross Profit                               $          --       $         38,843      $         38,843

Operating expenses:
      Other general and administrative               $        185,082    $        416,317      $      1,431,540
                                                     ----------------    ----------------      ----------------
          Loss from operations                               (185,082)           (377,474)           (1,392,697)

Other income (expense):
      Interest, net                                             1,129               3,969                (8,587)
      Other                                                      --                  --                   3,903
                                                     ----------------    ----------------      ----------------
          Total other income (expense)                          1,129               3,969                (4,684)
                                                     ----------------    ----------------      ----------------
          Net loss                                   $       (183,953)   $       (373,505)     $     (1,397,381)
                                                     ================    ================      ================


Net loss per common share                            $          (0.04)   $          (0.07)
                                                     ================    ================
Weighted average common shares                              5,000,199           5,000,199
                                                     ================    ================





                 See accompanying notes to financial statements.

                  MULTIPLE DIMENSIONAL LASER TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
        PERIOD FROM INCEPTION (SEPTEMBER 28, 1993) TO SEPTEMBER 30, 1997
                                   (UNAUDITED)

                                                Stock to be Issued            Common Stock          Additional
                                              ------------------------ ---------------------------   Paid-in      Accumulated
                                                Shares       Amount       Shares        Amount       Capital       Deficit
                                              ------------ ----------- ------------- ------------- ------------  -------------
Issuance of common stock for assets                     -  $        -    31,200,000  $    312,000  $     5,000   $          -
Issuance of common stock for services                   -           -     5,500,000        55,000            -              -
Net loss, period from inception
   (September 28, 1993) to
   December 31, 1993 (unaudited)                        -           -             -             -            -        (79,652)
                                              -----------  ----------  ------------  ------------  -----------   ------------
Balance, December 31, 1993                              -           -    36,700,000       367,000        5,000        (79,652)
Issuance of common stock                                -           -     3,425,000        34,250       43,250              -
Issuance of common stock for services                   -           -     1,200,000        12,000            -              -
Net loss                                                -           -             -             -            -       (178,236)
                                              -----------  ----------  ------------  ------------  -----------   ------------
Balance, December 31, 1994                              -           -    41,325,000       413,250       48,250       (257,888)
Issuance of common stock                        1,850,000     186,250     2,275,000        22,750       92,000              -
Common stock issued for services                        -           -     3,125,000        31,250      171,000              -
Net loss                                                -           -             -             -            -       (468,469)
                                              -----------  ----------  ------------  ------------  -----------   ------------
Balance, December 31, 1995                      1,850,000     186,250    46,725,000       467,250      311,250       (726,357)
Issuance of common stock                       (1,700,000)   (171,250)    2,510,000        25,100      750,650              -
Cash returned to investors                       (150,000)    (15,000)            -             -            -              -
Purchase of treasury stock                              -           -             -             -            -              -
Net loss                                                -           -             -             -            -       (297,519)
                                              -----------  ----------  ------------  ------------  -----------   ------------
Balance, December 31, 1996                              -  $        -    49,235,000  $    492,350  $ 1,061,900   $ (1,023,876)
                                              ===========  ==========  ============  ============  ===========   ============
Issuance of common stock                                                    260,000       285,000

Net loss (January 1-May 31)                                                                                           (142,628)

                                              -----------  ----------  ------------  ------------  -----------   ------------
Balance, May 31, 1997                                   -  $        -    49,495,000  $    777,350  $ 1,061,900   $ (1,166,504)
                                              ===========  ==========  ============  ============  ===========   ============

Refund of Issuance of common stock                                                        (35,000)

Net loss (June 1-June 30)                                                                                             (46,924)

Share exchange with Buffalo Capital I, Ltd.                             (49,495,000)    1,058,386   (1,061,900)       (48,181)
                                                                          4,800,000
                                              -----------  ----------  ------------  ------------  -----------   ------------
Balance, June 30, 1997                                  -  $        -     4,800,000  $  1,800,736  $         -   $ (1,261,608)
                                              ===========  ==========  ============  ============  ===========   ============



                                                 Treasury
                                                  Stock         Total
                                               -----------   -----------
Issuance of common stock for assets            $        -    $  317,000
Issuance of common stock for services                   -        55,000
Net loss, period from inception
   (September 28, 1993) to
   December 31, 1993 (unaudited)                        -       (79,652)
                                               -----------   -----------
Balance, December 31, 1993                              -       292,348
Issuance of common stock                                -        77,500
Issuance of common stock for services                   -        12,000
Net loss                                                -      (178,236)
                                               -----------   -----------
Balance, December 31, 1994                              -       203,612
Issuance of common stock                                -       301,000
Common stock issued for services                        -       202,250
Net loss                                                -      (468,469)
                                               -----------   -----------
Balance, December 31, 1995                              -       238,393
Issuance of common stock                                -       604,500
Cash returned to investors                              -       (15,000)
Purchase of treasury stock                        (51,695)      (51,695)
Net loss                                                -      (297,519)
                                               -----------   -----------
Balance, December 31, 1996                     $  (51,695)   $  478,679
                                               ===========   ===========
Issuance of common stock                                        285,000

Net loss (January 1-May 31)                                    (142,628)

                                               -----------   -----------
Balance, May 31, 1997                          $  (51,695)   $  621,051
                                               ===========   ===========

Refund of Issuance of common stock                              (35,000)

Net loss (June 1-June 30)                                       (46,924)

Share exchange with Buffalo Capital I, Ltd.        51,695             0

                                               -----------   -----------
Balance, June 30, 1997                         $        -    $  539,128
                                               ===========   ===========

\                  MULTIPLE DIMENSIONAL LASER TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
        PERIOD FROM INCEPTION (SEPTEMBER 28, 1993) TO SEPTEMBER 30, 1997
                                   (UNAUDITED)

                                                Stock to be Issued            Common Stock         Additional
                                              ------------------------ ---------------------------   Paid-in       Accumulated
                                                Shares       Amount       Shares        Amount       Capital         Deficit
                                              -----------  ----------  ------------- ------------- -----------   -------------
Issuance of common stock                                                      40,364        96,724

Net loss (July 1-September 30)                                                                                        (183,953)

                                              -----------  ----------  ------------- ------------- -----------   -------------
Balance, September 30, 1997                             -  $        -      4,840,364 $   1,897,460 $         -   $  (1,445,562)
                                              ===========  ==========  ============= ============= ===========   =============


                                               Treasury
                                                Stock       Total
                                              ----------  ----------
Issuance of common stock                                      96,724

Net loss (July 1-September 30)                              (183,953)

                                              ----------  ----------
Balance, September 30, 1997                   $ -         $  451,898
                                              ==========  ==========


       See accompanying notes to financial statements.

                  MULTIPLE DIMENSIONAL LASER TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF CASH FLOWS
           FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1997
                                 (UNAUDITED)

                                                                                                  Period from inception
                                                             Quarter ended     Nine months ended  (September 28, 1993)
                                                           September 30, 1997 September 30, 1997  to September 30, 1997
                                                           ------------------ ------------------  ---------------------
Cash flows from operating activities:
    Net loss                                                 $  (183,953)      $  (373,505)         $(1,397,381)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
          Depreciation and amortization                           17,028            50,253              244,592
          Issuance of common stock for services                       --                --              269,250
          Changes in operating assets and liabilities:
             Prepaid expenses                                       (938)            4,155               (1,166)
             Inventory                                           (28,129)         (237,214)            (490,935)
             Other assets                                           (657)           (1,924)              (7,198)
             Receivables-Other                                        --           (50,000)             (50,000)
             Accounts payable and accrued liabilities             10,373             5,568               25,354
                                                             -----------       -----------          -----------
                 Net cash used in operating activities          (186,276)         (602,667)          (1,407,484)
                                                             -----------       -----------          -----------

Cash flows from investing activities:
    Capital expenditures for property and equipment              (14,714)          (14,714)             (27,750)
    Capital expenditures for patents                              (4,304)           (4,949)              (4,949)
                                                             -----------       -----------          -----------
                 Net cash used in investing activities           (19,018)          (19,663)             (32,699)

Cash flows from financing activities:
    Issuance of common stock                                      96,724           346,724            1,329,724
    Cash returned to investors                                        --                --              (15,000)
    Cash returned to related parties                            (150,000)         (150,000)            (150,000)
    Purchase of treasury stock                                        --                --              (51,695)
    Net borrowings/loans from third parties                       35,000            35,000               35,000
    Net borrowings/loans from related parties                         --           315,000              290,097
                                                             -----------       -----------          -----------
                 Net cash provided by financing activities       (18,276)          546,724            1,438,126
                                                             -----------       -----------          -----------

Net increase (decrease) in cash and cash equivalents            (223,570)          (75,606)              (2,057)

Cash at beginning of period                                      221,513            73,549                   --
                                                             -----------       -----------          -----------

Cash at end of period                                        $    (2,057)      $    (2,057)         $    (2,057)
                                                             ===========       ===========          ===========



                 See accompanying notes to financial statements.

                  MULTIPLE DIMENSIONAL LASER TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997


1.     DESCRIPTION OF BUSINESS

Multiple Dimensional Laser Technologies, Inc.(the Company) was originally incorporated under the laws of the State of Colorado under the name of Buffalo Capital I, Ltd.("Buffalo") on August 28, 1996. The Company is primarily engaged in the development, manufacture, sale and distribution of medical laser equipment. On June 25, 1997 Buffalo entered into a plan of stock transfer and exchange among Multiple Dimensional Laser Technology, Inc.(MDLT), its stockholders, and William Swor. MDLT was incorporated in Nevada on September 28, 1993. The agreement provided that Buffalo would acquire all of the outstanding shares of MDLT in exchange for 4,8000,000 shares of Buffalo's stock. The agreement also provided that Buffalo would, upon ratification of the exchange agreement, amend their articles of incorporation to change the corporate name to Multiple Dimensional Laser Technologies, Inc.., and cancel all previously outstanding Class A and Class B warrants. Buffalo agreed to issue certain shares and options to consultants, and also agreed to enter into a research and development agreement with William Swor. The transaction was consummated on June 25, 1997, as a result of which MDLT became the wholly owned subsidiary of Buffalo, and the officers and directors of Buffalo resigned in favor of William Swor and Dan Parker. As of September 30, 1997, the Company, and its subsidiary MDLT, was in the development stage, in that principal operations had not commenced.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Use of Estimates and Assumptions

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       Cash and Cash Equivalents

       The Company considers all liquid investments, with original maturities of three months or less when purchased, to be cash equivalents.

       Inventories

       Inventories are stated at the lower of cost (first-in, first-out method) or market.

       Furniture, Equipment and Autos

       Equipment is recorded at cost and depreciated by the straight-line method over the five-year expected useful lives of the assets. Expenditures for normal maintenance and repairs are charged to income, and significant improvements are capitalized. Depreciation expense for the nine months ended September 1997 amounted to $46,890.

                  MULTIPLE DIMENSIONAL LASER TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997


2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(CONTINUED)


       Organization Costs

       Costs incident to the creation of the Company, including various legal fees, have been capitalized and are being amortized over a five- year period. Amortization expense for the nine months ended September 1997 amounted to $55.

       Patents

       Costs incurred for application and filing of the patent, including legal fees, have been capitalized and are being amortized over fifteen years which is the remaining life of the patent. Amortization expense for the nine months ended September 1997 amounted to $308.

       Software

       The software costs have been capitalized and are being amortized over a five-year period. Amortization expense for the nine months ended September 1997 amounted to $3,000.

       Net Loss Per Common Share

       Per share amounts have been computed using the weighted average number of shares of common stock and stock to be issued outstanding for each period.

       Income Taxes

       The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 utilizes the asset and liability method of computing deferred income taxes. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                  MULTIPLE DIMENSIONAL LASER TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997


3.     INVENTORIES

       The major components of inventories at September 30, 1997 are as follows:

         Work-in-process                                         $ 50,935
         Finished goods                                           440,000
                                                                 --------
                                                                 $490,935
                                                                 ========

4.     RECEIVABLE-OTHER

       Receivable-Other at September 30, 1997 consisted of

                  Receivable from W T Technologies, Inc. for development
                  of new technology and research on the TMR project     $50,000
                                                                        =======

5.     NOTES PAYABLE

       Notes payable at September 30, 1997 consisted of:

         Unsecured non-interest bearing convertible
         notes payable to investors.(For cash received
         in anticipation of the issuance of stock certificates)  $315,000

         Less:  Money delivered to Wilmington Capital
         on July 21, 1997                                        150,000
                                                                 -------

         Total Notes Payable-September 30, 1997                  $165,000
                                                                 ========

       See Note 8 concerning the litigation with Wilmington Capital.

6.     RELATED PARTY TRANSACTIONS

       The Company borrowed/loaned funds from/to a major shareholder in 1994 at an interest rate of 10%. The Company has a receivable of $26,827 at September 1997. The receivable will be paid in 1997 through payroll deductions.

7.     INCOME TAXES

       The Company has recorded no income tax benefit due to the existence of a net operating loss. Net operating loss carryforwards for tax purposes, which will expire, if not utilized, beginning in 2008, amounted to approximately $1,000,000 at December 31, 1996. The Company has recorded a valuation allowance equal to the deferred tax asset related to the net operating loss carryforwards each year.

                  MULTIPLE DIMENSIONAL LASER TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997



7.     INCOME TAXES (CONTINUED)

       The components of the Company's deferred taxes were as follows at December 31, 1996 and 1995:

                                                         1996           1995
         Net operating loss carryforward               $340,000       $245,000
         Deferred tax asset valuation allowance        (340,000)      (245,000)
                                                       --------       --------
                                                       $      -       $      -
                                                       ========       ========

8.     COMMITMENTS AND CONTINGENCIES

       Concentration of Credit Risk

       The Company invests its cash and certificates of deposit primarily in deposits with major banks. Certain deposits, at times, are in excess of federally insured limits. The Company has not incurred losses related to its cash.

       Lease

       The Company leases its office space under a month-to-month lease. Rent expense amounted to $1,800 for the nine months ended September 1997.

       Fair Value of Financial Instruments

       The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies.

       The fair value of financial instruments classified as current assets or liabilities including cash and cash equivalents, receivables and accounts payable approximate carrying value due to the short-term maturity of the instruments.

                  MULTIPLE DIMENSIONAL LASER TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997


8.     COMMITMENTS AND CONTINGENCIES (CONTINUED)

       Litigation

       On August 27, 1997, the company filed suit against Wilmington Capital, L.L.C., Transcontinental Trust and Insurance Corporation, and Garret Krause, in U.S. District Court, Northern District of Texas, Dallas, Texas. The Company had previously relied on these parties for certain financial advisory services but the relationship was terminated prior to the suit. In its complaint, the company alleges that the defendants committed breach of contract, fraud, negligent misrepresentation, and violation of certain Federal securities statutes. This suit specifically includes a dispute over certain funds referred to in Footnote 5 of the preceding unaudited financial statements and an additional $200,000 collected by the defendant on behalf of the Company for a total amount of approximately $515,000. At present, the defendants have been served with process but have not yet answered. Also as a result of this dispute, the Company has not issued certain shares to Wilmington Capital contemplated as compensation under its prior agreement.

       The Company has also terminated its relationship with Kigre, Inc., which had assembled the Company's laser devices on a contract basis. At present the Company is in the process of initiating its own assembly operations near its existing corporate office and is evaluating its courses of action vis-a-vis certain claims against Kigre.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES: The Company remains in the development stage; since the inception of its predecessor Nevada corporation, its stockholder's equity has increased from $-0- to $451,898. Its balance sheet for the period ending September 30, 1997, reflects a current asset value of $568,928 and a total asset value of $677,252.

RESULTS OF OPERATIONS: From its inception through September 30, 1997, the Company has not become fully operational but has engaged in exploratory marketing of its medical laser products. Revenues received during the quarter ended September 30, 1997, equal $-0-. The company has experienced a loss of ($1,445,562) since inception, primarily the result of product development and early stage marketing costs, as well as consulting and legal costs connected with developmental activities.

For the current fiscal year, ending December 31, 1997, the Company anticipates an increased net loss owing to product development activities. The Company anticipates that it will not generate significant revenues until its manufacturing and product assembly facilities are fully operational. Management anticipates this will occur in early 1998. The Company may continue to operate at a loss after such time, depending on the performance of its product lines.

NEED FOR ADDITIONAL FINANCING: Management believes the Company presently requires an additional $3 million in equity funding to successfully complete its early stage business plan, to include payment of operating expenses. As of the date of this report, the Company has no known commitments to provide these funds.

SUBSEQUENT EVENTS: During the quarter ended September 30, 1997, the Company terminated its relationship with Wilmington Capital, L.L.C., which had been providing it investment banking advice. Resulting litigation against Wilmington Capital and others is described under Note 8 to the attached financial reports. The Company also terminated its relationship with Kigre, Inc., which had previously acted on a contract basis to assemble the Company's medical laser products. The Company is now initiating the process of assembling these products at its own facility, to be located near its present corporate offices.

PART II

PART 6. EXHIBITS AND REPORTS ON FORM 8-K



 (a) Form 8-K accepted by Commission on July 10, 1997, with current amendment. File # 0-21941. (incorporated by reference)

 (b) Amendment to Form 8-K filed November 6, 1997. File # 0-21941 (incorporated by reference)


27   Financial Data Schedule

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



MULTIPLE DIMENSIONAL LASER TECHNOLOGIES, INC.
(Registrant)


/s/      William T. Swor
-----------------------------
William T. Swor, President


Date: November 5, 1997
     -------------------

                                EXHIBIT INDEX


EXHIBIT
NUMBER          DESCRIPTION
-------         -------------------------------------------------------
  27            Financial Data Schedule
